Form 10KSB
period 2001-12-31
CONSERVATIVE WEST INC
filed 2002-01-30
CIK 1105296

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2001.


           Commission file number:  000-29469


                           TERRA NOVA VINEYARDS, INC.
                     --------------------------------------
                   (formerly known as CONSERVATIVE WEST, INC.)
        (Exact name of small business issuer as specified in its charter)


       Nevada                                         86-0972559
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                11601 East Lusitano Place, Tucson, Arizona 85748
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (520) 731-9890
                             ----------------------
                           (Issuer's telephone number)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes___ No X.

At December 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.001 par value, 3,000,000 shares.

Total revenues for fiscal year ended December 31, 2001: $0

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Company has not engaged in any operations other than organizational matters. Terra Nova Vineyards, Inc., formerly known as Conservative West, Inc., a Nevada corporation (the "Company") was incorporated on July 25, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

         The primary activity of the Company has involved and will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company does not intend to limit potential acquisitions candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry.

         The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

         On December 24, 2001 the Company executed a letter of intent for the purchase of assets of Anderson's Conn Valley Winery, Inc. and real property used in the business of the winery. The purchase price of the winery and real property is $10,000,000 cash at closing, a convertible promissory note in the principal amount of $1,200,000, the assumption of debt in the approximate amount of $4,100,000 and the issuance of promissory notes in the approximate amount of $3,400,000. In order to complete the transaction, the Company must successfully negotiate and execute a final purchase contract. Additionally, the Company must raise sufficient funds for the purchase and operation of the winery. The Company is currently testing the waters with a private placement, which, if successful, would be utilized to finance the purchase of the winery. There can be no assurances that the Company will enter into a final purchase contract or that it will be able to raise sufficient funds to close the proposed purchase.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 3,000,000 shares are issued and outstanding at December 31, 2001, and 5,000,000 shares of Preferred Stock, of which no shares are issued and outstanding as of December 31, 2001

Holders of the Common Stock are entitled to one vote for each share owned for all matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Accordingly, each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. We have not paid cash dividends on our Common Stock. It is the policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings, liquidity, and other factors that it may deem relevant. The holders of Common Stock have no preemptive or conversion rights. The holders of Common Stock are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights of the holders of the Common Stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is issued. The Common Stock currently outstanding is validly issued, fully paid and no assessable.

Recent Sales Of Unregistered Securities.

In connection with organizing the Company, on November 4, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On December 26, 2001 the Board of Directors authorized 2 for 1 stock split for the Company's common stock. As a result of the split 1,000,000 shares were issued, resulting in a total of 2,000,000 shares outstanding. On December 28, 2001, the Company issued 1,000,000 shares pursuant to a subscription at the rate of $0.01 per share. As a result of this issuance, a total amount of 3,000,000 shares were outstanding at December 31, 2001. The Company has issued its stock in reliance upon Section 4(2) of the Securities Act.

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

         The Company is currently party to a letter of intent, dated December 24, 2001, to purchase of assets of Anderson's Conn Valley Winery, Inc. and real property used in the business of the winery. The purchase price of the winery and real property is $10,000,000 cash at closing, a convertible promissory note in the principal amount of $1,200,000, the assumption of debt in the approximate amount of $4,100,000 and the issuance of promissory notes in the approximate amount of $3,400,000. In order to complete the transaction, the Company must successfully negotiate and execute a final purchase contract. Additionally, the Company must raise sufficient funds for the purchase and operation of the winery. The Company is currently testing the waters with a private placement, which, if successful, would be utilized to finance the purchase of the winery. There can be no assurances that the Company will enter into a final purchase contract or that it will be able to raise sufficient funds to close the proposed purchase.

         The Company may obtain funds in one or more private placements to finance the acquisition and/or operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. The sole officer and director of the Company likely has had no experience in any proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0, and a total asset value of $0.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

         During the period from October 20, 1999 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and registration of its securities under the Securities Exchange Act of 1934. The Company received no revenues during this period.

         For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with continued reporting requirements as a result of registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

         The Company had no costs of sales revenues for the period ended December 31, 2001 or 2000 because it had not yet had any business operations for the past three years. The Company had general and administrative expenses for the period ended December 31, 2001 in the amount of $63,121, compared to general and administrative expenses of $2,181 for 2000. The increase in expense resulted primarily from accounting, legal, and travel expenditures on due diligence in the evaluation of business opportunities for the Company.

         The Company recorded net income loss of $63,121 for the year ended December 31, 2001 compared to $2,181 loss for the comparable period in 2000.

         At December 31, 2001, the Company had total current assets of $0 as compared to $0 current assets at December 31, 2000. The Company had a net working capital deficit of $44,145 at December 31, 2001, compared to a net working capital deficit of $0 at December 31, 2000. Net stockholders' deficit in the Company was $44,145 as of December 31, 2001 and $0 at December 31, 2000.

Need for Additional Financing

         The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the current fiscal year. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Internal Revenue Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important actors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

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

         Daniel Hodges, 35, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has managed and directed companies which specialized in real estate development, corporate and securities consulting. He has owned and developed real estate projects in the Tucson, Arizona area since the 1980's. Mr. Hodges also serves on the board of directors of two charitable organizations as well as a number of blank check public companies.

         Mr. Hodges graduated from Thomas Edison State College in 1989 with a Bachelor's Degree in Aviation Science and went on to be accepted into Air Force Undergraduate Pilot Training at Williams Air Force Base in Arizona. Since then he has held squadron duties as an F-16 pilot in Illinois, Montana and Arizona. He is currently a part-time F-16 Instructor Pilot in the Arizona Air National Guard located in Tucson, Arizona.

Conflicts of Interest

         Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that each has other business interests to which he devotes his primary attention. Mr. Hodges has organized, is an officer, director and has a controlling interest in more than 50 "blank check" companies whose business is similar to that of the Company. He may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain conflicts of interest may exist between the Company and its sole director and officer, Mr. Hodges, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests. There can be no assurance that Mr. Hodges will resolve all conflicts of interest in favor of the Company, and failure by Mr. Hodges to conduct the Company's business in the Company's best interest may result in liability to Mr. Hodges. Mr. Hodges, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of Mr. Hodges to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has paid no compensation from inception through December 31, 2001. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Such a new board of directors will determine compensation of management, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

         The Company has no employment agreements with any persons as of December 31, 2001. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees as of December 31, 2001. On January 3, 2002, the Company adopted an Employee Stock Option Plan.


ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 3,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                           # of
Name and Address                 Nature of                Shares
of Beneficial Owners             Ownership                Owned            Percent

Daniel L. Hodges                    Common              1,600,000               53.3%
Chairman, President and Chief Executive Officer
11601 E. Lusitano Pl.
Tucson, AZ 85748

Bryan E. Rhodes                     Common                    416,000           13.8%
9160 E. Deer Trail
Tucson, AZ 85730

Kevin M. Sherlock                   Common                    300,000           10%
2609 E. Broadway Blvd.
Tucson, AZ 85716

Brian C. Delfs                      Common                    200,000            6.7%
10130 E. Winding Trail
Tucson, AZ 85749

All Executive Officers
And Directors as a Group            Common                    1,600,000         53.3%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, on November 4, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On December 26, 2001 the Board of Directors authorized 2 for 1 stock split for the Company's common stock. As a result of the split 1,000,000 shares were issued, resulting in a total of 2,000,000 shares outstanding. On December 28, 2001, the Company issued 1,000,000 shares pursuant to a subscription at the rate of $0.01 per share. As a result of this issuance, a total amount of 3,000,000 shares were outstanding at December 31, 2001.

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

TERRA NOVA VINEYARDS, INC.
(Formerly known as Conservative West, Inc.)

By:   /s/ Daniel L. Hodges
      Daniel L. Hodges
      President, Chief Finance Officer and
      Director
Date: January 30, 2002

                           TERRA NOVA VINEYARDS, INC.
                        (Formerly Conservative West Inc.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 and 2000

                                           CONTENTS


                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2001 and 2000.......................................F - 3

Statement of Stockholders' Equity
 Since July 25, 1997 (Inception) to December 31, 2001..................................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2001 and 2000.......................................F - 5

Notes to Financial Statements..........................................................F - 6

                                 INDEPENDENT AUDITOR'S REPORT


Terra Nova Vineyards, Inc.
(Formerly Conservative West Inc.)
(A Development Stage Company)


        We have audited the accompanying balance sheets of Terra Nova Vineyards, Inc. (Formerly Conservative West Inc.) (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended December 31, 2001 and the statement of stockholders' equity from July 25, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Nova Vineyards, Inc. (Formerly Conservative West Inc.) (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
January 9, 2002

                                  TERRA NOVA VINEYARDS, INC.
                              (Formerly Conservative West Inc.)
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                          December 31,
                                                 -------------------------------
                                                      2001            2000
                                                 --------------  ---------------

Assets:                                          $            -  $             -
                                                 ==============  ===============

Liabilities - Accounts Payable                   $       44,145  $             -
                                                 --------------  ---------------

Stockholders' Equity:
  Preferred Stock, Par value $.001
     Authorized 5,000,000, Issued none                        -                -
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 3,000,000 shares at December 31,
    2001 and 2,000,000 at December 31, 2000               3,000            2,000
  Paid-In Capital                                        19,507            1,531
  Retained Deficit                                       (1,200)          (1,200)
  Deficit Accumulated During the
    Development Stage                                   (65,452)          (2,331)
                                                 --------------  ---------------

     Total Stockholders' Equity                         (44,145)               -
                                                 --------------  ---------------

     Total Liabilities and
       Stockholders' Equity                      $            -  $             -
                                                 ==============  ===============











          The accompanying notes are an integral part of these financial statements.

                                  TERRA NOVA VINEYARDS, INC.
                              (Formerly Conservative West Inc.)
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                      since
                                                                   October 20,
                                                                      1999
                                                                    inception
                                       For the year ended              of
                                          December 31,             development
                                 ------------------------------
                                      2001            2000            stage
                                 --------------  --------------  ---------------
Revenues:                        $            -  $            -  $             -

Expenses:                                63,121           2,181            2,331
                                 --------------  --------------  ---------------

     Net Loss                    $      (63,121) $       (2,181) $       (65,452)
                                 --------------  --------------  ---------------

Basic & Diluted loss per share   $       (0.03)  $            -
                                 ==============  ==============
















    The accompanying notes are an integral part of these financial statements

                           TERRA NOVA VINEYARDS, INC.
                        (Formerly Conservative West Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        SINCE JULY 25 ,1997 (INCEPTION) TO DECEMBER 31, 2000

                                                                                          Deficit
                                                                                        Accumulated
                                                                                          During
                                           Common Stock         Paid-In    Retained     Development
                                        Shares     Par Value    Capital     Deficit        Stage
                                     ------------ -----------  ---------  -----------  -------------
Balance at July 25, 1997 (inception)            - $         -  $       -  $         -  $           -

November 4, 1997 Issuance of Stock
for Services and payment
of Accounts Payable                     2,000,000       2,000          -            -              -

Net Loss                                        -           -          -       (1,100)             -
                                     ------------ -----------  ---------  -----------  -------------
Balance at December 31, 1997            2,000,000       2,000          -       (1,100)             -

Net Loss                                        -           -          -         (100)             -
                                     ------------ -----------  ---------  -----------  -------------
Balance at December 31, 1998            2,000,000       2,000          -       (1,200)             -

Capital contributed by Shareholder              -           -        350            -              -
Net Loss                                        -           -          -            -           (150)
                                     ------------ -----------  ---------  -----------  -------------
Balance at December 31, 1999            2,000,000       2,000        350       (1,200)          (150)

Capital contributed by Shareholder              -           -      1,181            -              -
Net Loss                                        -           -          -            -         (2,181)
                                     ------------ -----------  ---------  -----------  -------------
Balance at December 31, 2000            2,000,000       2,000      1,531       (1,200)        (2,331)

Capital contributed by Shareholder              -           -      8,976            -              -
December 28, 2001 stock issued
  for cash                                1000000        1000       9000            -              -
Net Loss                                        -           -          -            -        (63,121)
                                     ------------ -----------  ---------  -----------  -------------
Balance at December 31, 2001            3,000,000 $     3,000  $  19,507  $    (1,200) $     (65,452)
                                     ============ ===========  =========  ===========  =============






             The accompanying notes are an integral part of these financial statements.

                           TERRA NOVA VINEYARDS, INC.
                        (Formerly Conservative West Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    Cumulative
                                                                      Since
                                                                   October 20,
                                                                       1999
                                                                    Inception
                                            For the years ended         of
                                               December 31,        Development
                                            -------------------
                                               2000      2000         Stage
                                            ---------- --------   --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                    $  (63,121)$ (2,181)  $      (65,452)
Increase (Decrease) in Accounts Payable         44,145        -           43,945
                                            ---------- --------   --------------
  Net Cash Used in operating activities        (18,976)  (2,181)         (21,507)
                                            ---------- --------   --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                               -        -                -
                                            ---------- --------   --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock                        10,000                    10,000
Capital contributed by shareholder               8,976    2,181           11,507
                                            ---------- --------   --------------
Net Cash Provided by
  Financing Activities                          18,976    2,181           21,507
                                            ---------- --------   --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                          -        -                -
Cash and Cash Equivalents
  at Beginning of Period                             -        -                -
                                            ---------- --------   --------------
Cash and Cash Equivalents
  at End of Period                          $        - $      -   $            -
                                            ========== ========   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $        - $      -   $            -
  Franchise and income taxes                $      200 $    200   $          700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None
             The accompanying notes are an integral part of these financial statements.

                                  TERRA NOVA VINEYARDS, INC.
                              (Formerly Conservative West Inc.)
                                (A Development Stage Company)
                                NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Terra Nova Vineyards, Inc. (Formerly Conservative West Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                  TERRA NOVA VINEYARDS, INC.
                              (Formerly Conservative West Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                    For the year ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $       (63,121)       2,008,219  $       (0.03)
                                              ===============  ===============  ==============


                                                    For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $        (2,181)       2,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of December 31, 200, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $65,000 that may be offset against future taxable income through 2016. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's

                           TERRA NOVA VINEYARDS, INC.
                        (Formerly Conservative West Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY (Continued)

financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

        On December 26, 2001 the Board of Directors authorized 2 for 1 stock split for the Company's common stock. As a result of the split 1,000,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for dates prior to 2001 have been restated to reflect the stock split.

NOTE 6 - PREFERRED STOCK

        On December 26, 2001 the Board of Directors authorized the establishment of preferred shares of stock. The articles of incorporation have been amended to authorize the issuance of 5,000,000 preferred shares. No preferred shares have been issued.

NOTE 7 - SUBSEQUENT EVENTS

        On December 24, 2001 the Company executed a letter of intent for the purchase of assets of Anderson's Conn Valley Winery, Inc. and real property used in the business of the winery. The purchase price of the winery and real property is $10,000,000 cash at closing, a convertible promissory note in the principal amount of $1,200,000, the assumption of debt in the approximate amount of $4,100,000 and the issuance of promissory notes in the approximate amount of $3,400,000.

                           TERRA NOVA VINEYARDS, INC.
                        (Formerly Conservative West Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                                   (Continued)

NOTE 7 - SUBSEQUENT EVENTS (Continued)

        On January 7, 2002 the Company issued a $750,000 debenture with warrants to purchase 75,000 shares of common stock at $.01 per share. The proceeds from the debenture were deposited in escrow for the purchase of the Conn Valley winery discussed above.